Form 10-K/A
period 1999-12-31
STRUCTURED ASSET SEC CORP MORT PASS THR CERT SER 1999-SPI
filed 2001-05-01
CIK 1086146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-68513-04

    Structured Asset Securities Corporation
    Mortgage Pass-Through Certificates Series  1999-SP1 Trust
        (Exact name of registrant as specified in its charter)



New York                         52-2183749   52-2183751    52-2183754
                                 52-2183750   52-2183753
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of
Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-SP1 Trust established pursuant to the Trust Agreement among Structured Asset Securities Corporation as Depositor, Wells Fargo Bank Minnesota, N.A. as Master Servicer, and The First National Bank Of Chicago, as Trustee pursuant to which the Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 1999-SP1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.


                     a)  Ocwen Federal Bank FSB <F1>


             (99.2)  Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                     a)   Ocwen Federal Bank FSB <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                     a)   Ocwen Federal Bank FSB <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificates Holders. <F2>


            (b) On October 8, 1999, November 8, 1999, and December 7, 1999, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 Structured Asset Securities Corporation
 Mortgage Pass-Through Certificates, Series 1999-SP1 Trust


Signed:  First National Bank of Chicago as Trustee

By:   Keith Richardson, Officer
By:  /s/  Keith Richardson, Officer

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.


                     a)  Ocwen Federal Bank FSB <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                     a)   Ocwen Federal Bank FSB <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   Ocwen Federal Bank  FSB <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.


           EX-99.1 (a)
    Annual Independant Accountant's Servicing Report


(LOGO) PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
200 East Las Olas Boulevard
Suite 1700
Ft. Lauderdale FL 33301
Telephone (954) 764 7111
Facsimile (954) 525 4453

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion about Ocwen Federal Bank FSB's ("the Bank") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all material respects.



PricewaterhouseCoopers LLP


Fort Lauderdale, Florida
March 24, 2000

   EX-99.2 (a)
 Report of Management

OCWEN (LOGO)

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 24, 2000

As of and for the year ended December 31, 1999, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's') Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Custodial bank accounts and related bank clearing account reconciliations shall be prepared within 45 calendar days after the cutoff date and documented reconciling items shall be resolved within 90 calendar days of their original identification.

During 1999, certain of the Bank's 1999 custodial account reconciliations were not prepared within 45 days after the cutoff date. However, these reconciliations and all subsequent reconcilations have been prepared through December 31, 1999.

In  addition,  certain  reconciling  items  which  arose  during  the year ended
December 31, 1999 were not specifically identified and/or were not cleared within 90 days of identification. Management has developed an action plan and has continued to follow the action plan to resolve all outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

Standard: Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business day's of receipt.

Mortgage payments were credited to the investors in the Bank's internal servicing records within two business days of receipt. However, certain mortgage payments were not deposited into investors' custodial bank accounts within two business days of receipt.

Standard: Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

During 1999, escrow funds held in trust for certain mortgagors were not returned to the mortgagor within thirty days of the payoff of their mortgage loan. However, these escrow funds were returned within the required number of days as required by the Real Estate Settlement Procedures Act.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

Ronald M. Faris
Executive Vice President

Scott W. Anderson
Vice President of Residential Assets

Joseph P.Hillery
Director Of Investor Reporting

   EX-99.3 (a)
 Annual Statement of Compliance


(LOGO) OCWEN


OFFICER'S CERTIFICATE ON ANNUAL STATEMENT AS TO COMPLIANCE

March 24, 2000

Pursuant to the applicable sections of the Servicing Agreements, I Scott W. Anderson as officer of Ocwen Federal Bank FSB (the "Bank") confirm that a review of the activities of the Bank ended December 31, 1999 and of performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreement throughout the period, other than as noted in the Management Assertion on Compliance with USAP.

Scott W. Anderson
Vice President of Residential Assets